Form 10-K
period 2018-12-31
VZOT 2018-A
filed 2019-03-28
CIK 1754377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-224598-01
Commission file number of depositor: 333-224598

VERIZON OWNER TRUST 2018-A
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001754377

VERIZON ABS LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001737286

CELLCO PARTNERSHIP
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001175215

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	22-3372889 (I.R.S. Employer Identification No. of issuing entity)

One Verizon Way Basking Ridge, New Jersey (Address of principal executive offices of issuing entity)	07920 (Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes          ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes          ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes          ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes          ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐          Accelerated filer  ☐
Non-accelerated filer     ☒                Smaller reporting company ☐
                               Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.
                   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes          ☒No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.          Business.
Item 1A.       Risk Factors.
Item 2.          Properties.
Item 3.          Legal Proceedings.

Item 1B.            Unresolved Staff Comments.

None.

Item 4.              Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by Verizon Owner Trust 2018-A (the “Trust”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Trust or payments on the notes or the certificates issued by the Trust.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

The Trust entered into an ISDA Master Agreement, Schedule to ISDA Master Agreement and Credit Support Annex, each dated as of October 5, 2018 and a confirmation, dated as of October 9, 2018 (collectively, the “Cap Agreement”), with Bank of America, N.A., as cap counterparty, with respect to the Class A-1b notes issued by the Trust.  As of December 31, 2018, the Significance Percentage of the Cap Agreement was less than 10%.  For these purposes, “Significance Percentage” means, as of December 31, 2018, the percentage that the Significance Estimate represents of the Class A-1b notes, and “Significance Estimate” means, as of December 31, 2018, with respect to the Cap Agreement, the reasonable good faith estimate of the maximum probable exposure of the Trust to the Cap Counterparty, which estimate is made in the same manner as that utilized in Cellco Partnership d/b/a Verizon Wireless’ internal risk management process for similar instruments.

Item 1117 of Regulation AB.  Legal Proceedings.

The following three paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank”), which serves as the indenture trustee and note paying agent under the indenture for the Verizon Owner Trust 2018-A transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.          Selected Financial Data.
Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.
Item 8.          Financial Statements and Supplementary Data.
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.       Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.          Directors, Executive Officers and Corporate Governance.
Item 11.          Executive Compensation.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.          Certain Relationships and Related Transactions, and Director Independence.
Item 14.          Principal Accounting Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2018 (the “2018 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2018, and for the 2018 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for Cellco has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Cellco.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank National Association has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank National Association.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2018 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2018 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this report:

(1)          Not applicable.
(2)          Not applicable.
(3)          See Item 15(b) below.

(b)          Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of Verizon ABS LLC (“ABS LLC”) (included as Exhibit 3.1 to Registration Statement on Form SF-3 (333-224598), as filed by the registrant with the Commission on May 2, 2018, which is incorporated herein by reference).

3.2
Limited Liability Company Agreement of ABS LLC (included as Exhibit 3.2 to Registration Statement on Form SF-3 (333-224598), as filed by the registrant with the Commission on May 2, 2018, which is incorporated herein by reference).

4.1
Indenture, dated as of October 10, 2018, between the Trust and U.S. Bank National Association, as indenture trustee and note paying agent (included as Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.1
Amended and Restated Trust Agreement, dated as of October 10, 2018, between ABS LLC and Wilmington Trust, National Association, as owner trustee (included as Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.2
Originator Receivables Transfer Agreement, dated as of October 10, 2018, between the originators party thereto from time to time and ABS LLC (included as Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.3
Master Trust Receivables Purchase Agreement, dated as of October 10, 2018, between Verizon DPPA Master Trust and ABS LLC (included as Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.4
Transfer and Servicing Agreement, dated as of October 10, 2018, among the Trust, ABS LLC and Cellco, as servicer, marketing agent and custodian (included as Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.5
Administration Agreement, dated as of October 10, 2018, between the Trust and Cellco, as administrator (included as Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.6
Account Control Agreement, dated as of October 10, 2018, among the Trust, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.7
Parent Support Agreement, dated as of October 10, 2018, by Verizon Communications Inc. (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.8
Asset Representations Review Agreement, dated as of October 10, 2018, among the Trust, Cellco, as servicer, and Pentalpha Surveillance LLC, as asset representations reviewer (included as Exhibit 10.8 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.9
ISDA Master Agreement, Schedule to ISDA Master Agreement and Credit Support Annex, each dated as of October 5, 2018, between Bank of America, N.A., as cap counterparty, and the Trust (included as Exhibit 10.9 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2019.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 28, 2019.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, dated February 28, 2019.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 28, 2019.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, dated February 28, 2019.
35.1*	Servicer Compliance Statement, dated March 28, 2019, of Cellco.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS LLC (Depositor)
Date: March 28, 2019	By: /s/ Scott Krohn Scott Krohn President (Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.