Form 10-K
period 2019-12-31
VZOT 2018-A
filed 2020-03-30
CIK 1754377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

CELLCO PARTNERSHIP
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001175215

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	38-7210462 (I.R.S. Employer Identification No. of issuing entity)

One Verizon Way Basking Ridge, New Jersey (Address of principal executive offices of issuing entity)	07920 (Zip Code)

Registrant’s telephone number, including area code: (212) 395-1000

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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
☒Yes          ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes          ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐Yes          ☒No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

The Trust entered into an ISDA Master Agreement, Schedule to ISDA Master Agreement and Credit Support Annex, each dated as of October 5, 2018 and a confirmation, dated as of October 9, 2018 (collectively, the “Cap Agreement”), with Bank of America, N.A., as cap counterparty, with respect to the Class A-1b notes issued by the Trust.  As of December 31, 2019, the Significance Percentage of the Cap Agreement was less than 10%.  For these purposes, “Significance Percentage” means, as of December 31, 2019, the percentage that the Significance Estimate represents of the Class A-1b notes, and “Significance Estimate” means, as of December 31, 2019, with respect to the Cap Agreement, the reasonable good faith estimate of the maximum probable exposure of the Trust to the Cap Counterparty, which estimate is made in the same manner as that utilized in Cellco Partnership d/b/a Verizon Wireless’ internal risk management process for similar instruments.

Item 1117 of Regulation AB.  Legal Proceedings.

The following six paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank”), which serves as the indenture trustee and note paying agent under the indenture for the Verizon Owner Trust 2018-A transaction.
In the last several years, U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.
U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.).  The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.
U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs, and accordingly that the claims against it in the lawsuit are without merit.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.
U.S. Bank intends to continue to defend this lawsuit vigorously.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2019 (the “2019 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2019, and for the 2019 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2019 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2019 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1a
Indenture, dated as of October 10, 2018, between the Trust and U.S. Bank National Association, as indenture trustee and note paying agent (included as Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

4.1b
Omnibus Amendment No. 2 to the Transfer and Servicing Agreement and the Indenture, dated as of August 19, 2019, among the Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, as depositor, and U.S. Bank National Association, as indenture trustee and note paying agent (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on August 19, 2019, which is incorporated herein by reference).

10.1
Amended and Restated Trust Agreement, dated as of October 10, 2018, between ABS LLC and Wilmington Trust, National Association, as owner trustee (included as Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.2a
Originator Receivables Transfer Agreement, dated as of October 10, 2018, between the originators party thereto from time to time and ABS LLC (included as Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.2b
Omnibus Amendment No.1 to the Transfer and Servicing Agreement, the Originator Receivables Transfer Agreement, the Master Trust Receivables Transfer Agreement and the Parent Support Agreement, dated as of May 20, 2019, among the Trust, Verizon DPPA Master Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, Verizon Communications Inc., the originators party thereto from time to time, and U.S. Bank National Association, as indenture trustee (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on May 23, 2019, which is incorporated herein by reference).

10.3a
Master Trust Receivables Transfer Agreement, dated as of October 10, 2018, among Verizon DPPA Master Trust, Cellco, as servicer, and ABS LLC (included as Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.3b
Omnibus Amendment No.1 to the Transfer and Servicing Agreement, the Originator Receivables Transfer Agreement, the Master Trust Receivables Transfer Agreement and the Parent Support Agreement, dated as of May 20, 2019, among the Trust, Verizon DPPA Master Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, Verizon Communications Inc., the originators party thereto from time to time, and U.S. Bank National Association, as indenture trustee (See Exhibit 10.2b).

10.4a
Transfer and Servicing Agreement, dated as of October 10, 2018, among the Trust, ABS LLC and Cellco, as servicer, marketing agent and custodian (included as Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.4b
Omnibus Amendment No.1 to the Transfer and Servicing Agreement, the Originator Receivables Transfer Agreement, the Master Trust Receivables Transfer Agreement and the Parent Support Agreement, dated as of May 20, 2019, among the Trust, Verizon DPPA Master Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, Verizon Communications Inc., the originators party thereto from time to time, and U.S. Bank National Association, as indenture trustee (See Exhibit 10.2b).

10.4c
Omnibus Amendment No. 2 to the Transfer and Servicing Agreement and the Indenture, dated as of August 19, 2019, among the Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, as depositor, and U.S. Bank National Association, as indenture trustee and note paying agent (See Exhibit 4.1b).

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

10.7a
Parent Support Agreement, dated as of October 10, 2018, by Verizon Communications Inc. (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on October 10, 2018, which is incorporated herein by reference).

10.7b
Omnibus Amendment No.1 to the Transfer and Servicing Agreement, the Originator Receivables Transfer Agreement, the Master Trust Receivables Transfer Agreement and the Parent Support Agreement, dated as of May 20, 2019, among the Trust, Verizon DPPA Master Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, Verizon Communications Inc., the originators party thereto from time to time, and U.S. Bank National Association, as indenture trustee (See Exhibit 10.2b).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2020.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 30, 2020.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, dated February 27, 2020.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 30, 2020.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, dated February 27, 2020.
35.1*	Servicer Compliance Statement, dated March 30, 2020, of Cellco.
_____________
* Filed herewith

Item 16.                          Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS LLC (Depositor)

Date: March 30, 2020	By: /s/ Scott Krohn Scott Krohn President (Senior officer in charge of securitization of the depositor)

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